Form 10-K
SOUNDVIEW HOME LOAN TRUST 2007-WMC1
filed 2008-03-31
CIK 1386634

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2007

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130961-41

                     Soundview Home Loan Trust 2007-WMC1
          (Exact name of Issuing Entity as specified in its Charter)

                      Financial Asset Securities Corp.
           (Exact name of depositor as specified in its Charter)

                   Greenwich Capital Financial Products, Inc.
             (Exact name of sponsor as specified in its Charter)

                  Delaware                                   06-1442101
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          600 Steamboat Road
          Greenwich, Connecticut                                 06830
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing Entity's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment
     to this Form 10-K.                         Not Applicable.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]
      Smaller reporting company [  ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Not applicable.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2007.

     Not applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
     Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

                                     PART I
     ITEM 1.  Business.

     Omitted.

     ITEM 1A.  Risk Factors.

     Omitted.

     ITEM 1B.  Unresolved Staff Comments.

     Omitted.

     ITEM 2.  Properties.

     Omitted.

     ITEM 3.  Legal Proceedings.

     Omitted.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Omitted.

                                     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Omitted.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Omitted.

     ITEM 9A.  Controls and Procedures.

     Omitted.

     ITEM 9A(T).  Controls and Procedures.

     Omitted.

     ITEM 9B. Other Information.

     None.

                                     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Omitted.

     ITEM 11.  Executive Compensation.

     Omitted.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Omitted.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Omitted.

     ITEM 14.  Principal Accounting Fees and Services.

     Omitted.

                                     PART IV

     ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J(2)

     Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) of Regulation AB , Significant Enhancement Provider Information.

     No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

     Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

     The Royal Bank of Scotland plc provides an interest rate swap agreement, interest rate cap agreement and a basis risk cap agreement for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the aggregate significance percentage for the interest rate swap agreement, interest rate cap agreement and the basis risk cap agreement are less than 10%.

     Item 1117 of Regulation AB, Legal Proceedings.

     On or about February 6, 2008, Franklin Credit Management Corporation ("Franklin") filed an action against WMC Mortgage, LLC ("WMC") in Supreme Court of New York, New York County, seeking to have WMC repurchase approximately 440 loans that WMC had sold to Franklin in September and November 2006. Franklin alleges that WMC breached certain representations and warranties in the loan sale agreements and claims that it has incurred damages in excess of $35 million. Franklin also seeks attorney fees. WMC's initial response to the complaint is due on April 4, 2008.

     On or about December 7, 2007, PMI Mortgage Insurance Co. ("PMI") and
     PMI Guaranty Co. ("PGC"), affiliated insurance companies, initiated an action against WMC Mortgage Corp. ("WMC") and GE Money Bank in the Superior Court of California, County of Los Angeles, seeking to have
     WMC specifically perform and repurchase 120 mortgage loans. The loans at issue are part of a pool of 5,000 loans that had been originated by WMC, and through a series of subsequent transactions, transferred to a trust (the "Trust"), which issued securities secured by the loans.
     PMI and PGC separately contracted with the Trust to insure $29.6 million of payments of the mortgage loans (PMI) or principal and interest payments (PGC) on one particular class of securities. The complaint alleges that WMC breached certain representations and warranties in the loan sale agreements. PMI and PGC also assert claims for negligent and intentional misrepresentation. They seek unspecified damages and punitive damages, but do not allege making any payments under their policies. WMC has filed a motion to dismiss the complaint.

     On or about May 4, 2007, two former salespersons, Charmaine Van Heyn and Christine Boskovich, filed a class action complaint against WMC Mortgage Corp. ("WMC") and WMC-GEMB Mortgage Corp. in Superior Court of the State of California, Los Angeles County on behalf of all California business development representatives ("BDRs") and business development associates
     ("BDAs").   The complaint alleges that WMC violated various provisions of the Fair Labor Standards Act, the California Labor Code, and the California Business and Professions Code. In substance, the claims are that: (1) all the putative class members should have been paid overtime;
     (2) BDRs were improperly required to pay other employees in violation of California wage deduction laws; (3) the compensation of some members of the putative class violated minimum wage laws; (4) the putative class members did not receive meal and rest breaks; (5) accurate wage statements were not provided; and (6) not all expenses were reimbursed. Plaintiffs seek general, liquidated and punitive damages, and attorney's fees. WMC has denied the allegations in the complaint; the parties are currently engaged in discovery.

      On or about July 11, 2007, the National Association for the Advancement of Colored People ("NAACP") filed a class action complaint against eleven mortgage lenders, including WMC Mortgage Corp. ("WMC"), in United States District Court in the Central District of California, alleging that the lenders violated the Fair Housing Act ("FHA"), 42 U.S.C. ss.3601, et seq., the Equal Credit Opportunity Act ("ECOA"), 15 U.S.C. ss.1691, et seq., and the Civil Rights Act ("CRA"), 42 U.S.C. ss.ss. 1981, 1982. NAACP has amended the complaint twice and the number of defendants is now seventeen. In the second amended complaint, filed on March 8, 2008, NAACP bases its claims of discrimination against WMC on assertions, inter alia, that (1) WMC unlawfully "steered" African American consumers to less favorable subprime mortgage loans and (2) WMC marketed to minorities adjustable rate loans with low initial rates without evaluating the ability of the applicant to pay the subsequent adjusted higher rate. NAACP purports to bring the action as a class action "on behalf of itself and all others similarly situated, as well as on behalf of the General Public and Acting in the Public Interest," and seeks declaratory, equitable and injunctive relief, and attorneys' fees and costs. Pursuant to a Stipulated Initial Case Management Order entered by the Court on March 14, 2008, defendants may move to dismiss the Second Amended Complaint by April 4, 2008, a hearing thereon is scheduled for June 2, 2008, a schedule/status conference is scheduled for July 7, 2008, and no discovery is to occur until after the Conference.

     On or about January 25, 2008, two alleged "minority borrowers" filed a class action complaint (Lopez et al. v. GE Money Bank et al.) against GE Money Bank, and WMC Mortgage Corp. and WMC Mortgage, LLC in United States District Court in the Central District of California asserting that defendants' credit pricing policy had a discriminatory impact on minority applicants for home mortgage loans, in violation of the Fair Housing Act ("FHA"), 42 U.S.C. ss.3601, et seq., the Equal Credit Opportunity Act ("ECOA"), 15 U.S.C. ss.1691, et seq., and the Civil Rights Act ("CRA"), 42 U.S.C. ss.ss. 1981, 1982. Plaintiffs seek disgorgement of "all disproportionate non-risk charges imposed on minority borrowers," restitution, actual and punitive damages, declaratory and injunctive relief, including an order enjoining, inter alia, "any non-risk-related discretionary policy employed by Defendants," and attorneys' fees and costs. As of March 24, 2008, plaintiffs had not served the complaint on any of the defendants.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     The information regarding this Item has been previously filed in a 424(b)(5) filing dated March 21, 2007.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria. Reports on assessment of compliance with the servicing criteria for asset-backed securities are attached hereto under Item 15.

     Item 1123 of Regulation AB, Servicer Compliance Statement.
     Servicer compliance statement attached hereto under Item 15.

     ITEM 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits

      4.1 Pooling and Servicing Agreement, dated as of March 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Countrywide Home Loans Servicing LP as Servicer and Deutsche Bank National Trust Company as Trustee, relating to the Series 2007-1 Certificates, originally filed on Form 8-K on April 9, 2007 and incorporated by reference herein.

      10.1 Incorporated by reference as Exhibit 4.1.

      31   Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with the servicing criteria for asset-backed securities.
..
      33.1 Servicer's Annual Report on Assessment of Compliance for
           Year End December 31, 2007.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1 Servicer's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2007.

      34.2 Trustee's Annual Attestation Report on Assessment of Compliance with Servicing Criteria for Year End December 31, 2007.

      34.3 Custodian's Annual Attestation Report on Assessment of
           Compliance with Servicing Criteria for Year End
           December 31, 2007.


      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2007.

     (b) Exhibits identified in paragraph (a) above.

     (c) Not Applicable.






                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             By: Financial Asset Securities Corp.
                                 as Depositor on behalf of the Registrant


                                      By:  /s/ John Anderson

                                          (Senior Officer in Charge of
                                           Securitization of the Depositor)






     Date: March 28, 2008



     EXHIBIT INDEX

     Exhibit Document

      4.1 Pooling and Servicing Agreement, dated as of March 1, 2007, by and among Financial Asset Securities Corp. as Depositor, Countrywide Home Loans Servicing LP as Servicer and Deutsche Bank National Trust Company as Trustee, relating to the Series 2007-1 Certificates, originally filed on Form 8-K on April 9, 2007 and incorporated by reference herein.

      10.1 Incorporated by reference as Exhibit 4.1

      31   Rule 13a-14(d)/15d-14(d) Certification.

      33. Reports on assessment of compliance with servicing criteria for asset-backed securities.

      33.1 Servicer's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.2 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      33.3 Custodian's Annual Report on Assessment of Compliance for Year End December 31, 2007.

      34. Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Servicer's Report for Year End December 31, 2007.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report for Year End December 31, 2007.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for Custodian's Report for Year End December 31, 2007.

      35.1 Servicer's Annual Statement of Compliance for Year End
           December 31, 2007.